Form 10-K
period 2007-12-31
Morgan Stanley Mortgage Loan Trust 2007-4SL
filed 2008-03-31
CIK 1389827

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _______

Commission file number of issuing entity: 333-130684-26

Morgan Stanley Mortgage Loan Trust 2007-4SL
(Exact name of issuing entity as specified in its charter)

Morgan Stanley Capital I Inc.
(Exact name of registrant/depositor as specified in its charter)

Morgan Stanley Mortgage Capital Holdings LLC, successor-in-interest by merger to Morgan Stanley Mortgage Capital Inc.
(Exact name of sponsor as specified in its charter)
New York	Subsidiary REMIC 30-044778 Master REMIC 30-0447779 13-3291626
(State or other jurisdiction of incorporation or organization of issuing entity)	(I.R.S. Employer Identification No. of issuing entity)

c/o LaSalle Bank National Association
135 S. LaSalle St., Chicago, IL 60603
(Address, including zip code, of principal executive offices of issuing entity)

(312) 904-7323
(Issuing entity's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

 None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes	☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes	☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not Applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Act (Check one):

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes     ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable.

DOCUMENTS INCORPORATED BY REFERENCE

See Item 15(a).

PART I

Item 1. Business.
Not Applicable.

Item 1A. Risk Factors.
Not Applicable.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Not Applicable.

Item 3. Legal Proceedings.
Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.
Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Not Applicable.

Item 6. Selected Financial Data.
Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Not Applicable.

Item 8. Financial Statements and Supplementary Data.
Not Applicable.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Not Applicable.

Item 9A. Controls and Procedures.
Not Applicable.

Item 9A(T). Controls and Procedures.
Not Applicable.

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Not Applicable.

Item 11. Executive Compensation.
Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Not Applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Not Applicable.

Item 14. Principal Accounting Fees and Services.
Not Applicable.

ADDITIONAL DISCLOSURE ITEMS UNDER REGULATION AB

Item 1112(b) of Regulation AB. Significant Obligors Financial Information.
No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB. Significant Enhancement Provider Financial Information.
No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.

Item 1115(b) of Regulation AB.  Certain Derivative Instruments.
No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB. Legal Proceedings.
Legal Proceedings Regarding Saxon Mortgage Services, Inc.

Because Saxon Mortgage Services, Inc. (“Saxon”) and its affiliates are subject to many laws and regulations, including but not limited to federal and state consumer protection laws, it is regularly involved in numerous lawsuits filed against it, some of which seek certification as class action lawsuits on behalf of similarly situated individuals.

Saxon and/or its affiliates are also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding Saxon’s and/or its affiliates businesses, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief.

Saxon contests liability and/or the amount of damages as appropriate in each pending matter. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, Saxon cannot predict with certainty the loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be.  Subject to the foregoing, the following matters are potentially material to the financial condition of Saxon.

Regulatory and Governmental Investigations:  Saxon and its affiliates are currently responding to subpoenas and requests for information from certain regulatory and governmental entities concerning the origination, purchase, and/or servicing of subprime and non-subprime residential mortgages and related issues.

 Bauer, et al., v. Saxon Mortgage Services, Inc., et al. is a matter filed on December 1, 2004 in the Civil District Court for the Parish of Orleans, State of Louisiana, Case No. 2004-17015. On January 26, 2005, the plaintiffs filed a motion to dismiss the case without prejudice, and the court entered an order dismissing the case on January 31, 2005.  On February 17, 2005, the plaintiffs re-filed the case as two separate class action lawsuits, Bauer, et al., v. Dean Morris, et al., filed as Case No. 05-2173 in the Civil District Court for the Parish of Orleans, State of Louisiana, and Patterson, et al., v. Dean Morris, et al., filed as Case No. 05-2174 in the Civil District Court for the Parish of Orleans, State of Louisiana.  On January 24, 2006, the United States District Court for the Eastern District of Louisiana granted Saxon’s motion to compel arbitration and stayed the court proceedings as to named plaintiffs Keenan and Karen Duckworth in Bauer, et al., v. Dean Morris, et al., filed as Case No. 05-2173 in the Civil District Court for the Parish of Orleans, State of Louisiana.  On January 25, 2006, the United States District Court for the Eastern District of Louisiana granted the Saxon Mortgage Services’s motion to compel arbitration and stayed the court proceedings as to named plaintiff Debra Herron in Patterson, et al., v. Dean Morris, et al., filed as Case No. 05-2174 in the Civil District Court for the Parish of Orleans, State of Louisiana.  The court subsequently remanded the underlying court proceedings in both the Bauer and Patterson cases to the Civil District Court for the Parish of Orleans, State of Louisiana.  At the present time, neither plaintiff has initiated arbitration.

Jones, et al., v. ABN AMRO Mortgage Group, et al. is a matter filed on September 24, 2007 in the Court of Common Pleas for Berks County, Pennsylvania as Civil Action-Law No. 07-10540.  The matter was subsequently removed to the United States District Court for the Eastern District of Pennsylvania as Civil Action No. 2:07-cv-04328-JG.  The plaintiffs filed an Amended Complaint on October 9, 2007 naming Saxon as a defendant.   The plaintiffs allege that the putative class members were not credited properly for payments made on their mortgage loans which were allegedly collected by non-affiliated intermediary entities and forwarded to the servicer defendants.  Saxon services two loans for putative class members.  The plaintiffs subsequently voluntarily dismissed all named plaintiffs except for the Jones’s.  Saxon Mortgage Services and other defendants filed a consolidated motion to dismiss the case.

Jumar Hooks and Diane Felder, et al., v. Saxon Mortgage, Inc. is a matter filed on October 12, 2005 in the Common Pleas Court for Cuyahoga County, Ohio as Case No. CV 05 574577.  The plaintiffs filed this case as a class action, on behalf of themselves and similarly situated Ohio borrowers, alleging that Saxon’s affiliate, Saxon Mortgage, Inc. (“Saxon Mortgage”) engaged in unlawful practices in originating and servicing the plaintiffs’ loans.  During the second quarter of 2006, the court granted the Saxon Mortgage’s motion to compel individual arbitration as to each of the two named plaintiffs and stayed the court proceedings with no class having been certified.
MSMCH material litigation for securitization 10-K’s

Legal Proceedings Regarding Morgan Stanley Mortgage Capital Holdings LLC

In addition to the matters described below, in the normal course of business, Morgan Stanley Mortgage Capital Holdings LLC (“the Company”) has been named, from time to time, as a defendant in various legal actions. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages.

Regulatory and Governmental Investigations:  The Company and its affiliates are currently responding to subpoenas and requests for information from certain regulatory and governmental entities concerning the origination, purchase, securitization and/or servicing of subprime and non-subprime residential mortgages and related issues.

Civil Litigation re American Business Financial Services, Inc. The Company has been named as one of a number of defendants in a matter styled Miller v. Santilli, et al., which is pending in the Court of Common Pleas for Philadelphia County, Pennsylvania.  The complaint in this action was filed on July 13, 2006 and is being brought by the bankruptcy trustee for American Business Financial Services, Inc. (“ABFS”).  The complaint alleges, inter alia, that the Company, certain of the Company’s affiliates, and various other financial institutions deepened the insolvency of ABFS, and aided and abetted fraud and breaches of fiduciary duties committed by certain former officers and directors of ABFS, by providing warehouse loans to ABFS and participating in securitization transactions with ABFS.  The complaint seeks damages in excess of $750 million.  The deepening insolvency claim has been dismissed, and the case is currently in discovery.

Bauer, et al., v. Saxon Mortgage Services, Inc., et al. is a matter filed on December 1, 2004 in the Civil District Court for the Parish of Orleans, State of Louisiana, Case No. 2004-17015. On February 17, 2005, the plaintiffs re-filed the case as two separate class action lawsuits, Bauer, et al., v. Dean Morris, et al., filed as Case No. 05-2173 in the Civil District Court for the Parish of Orleans, State of Louisiana, and Patterson, et al., v. Dean Morris, et al., filed as Case No. 05-2174 in the Civil District Court for the Parish of Orleans, State of Louisiana. On January 24, 2006, the United States District Court for the Eastern District of Louisiana granted the Company’s motion to compel arbitration in Bauer, et al., v. Dean Morris, et al.  On January 25, 2006, the United States District Court for the Eastern District of Louisiana granted the Saxon Mortgage Services’s motion to compel arbitration in Patterson, et al., v. Dean Morris, et al.  At the present time, neither plaintiff has initiated arbitration.

Jumar Hooks and Diane Felder, et al., v. Saxon Mortgage, Inc. is a matter filed on October 12, 2005 in the Common Pleas Court for Cuyahoga County, Ohio as Case No. CV 05 574577.  The plaintiffs filed this case as a class action, on behalf of themselves and similarly situated Ohio borrowers, alleging that the Company’s subsidiary, Saxon Mortgage, Inc. (“Saxon Mortgage”) engaged in unlawful practices in originating and servicing the plaintiffs’ loans.  During the second quarter of 2006, the court granted the Saxon Mortgage’s motion to compel individual arbitration as to each of the two named plaintiffs and stayed the court proceedings with no class having been certified.

Jones, et al., v. ABN AMRO Mortgage Group, et al. is a matter filed on September 24, 2007 in the Court of Common Pleas for Berks County, Pennsylvania as Civil Action-Law No. 07-10540.  The plaintiffs allege that the putative class members were not credited properly for payments made on their mortgage loans which were allegedly collected by non-affiliated intermediary entities and forwarded to the servicer defendants.  Saxon Mortgage Services services two loans for putative class members.  Saxon Mortgage Services and other defendants filed a consolidated motion to dismiss the case.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions
The Registrant is an affiliate through common parent ownership of Saxon Mortgage Services, Inc., the servicer. All other information regarding this Item has been previously filed in a 424(b)(5) on March 1, 2007 (Commission File No. 333-130684-26).

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
See Exhibits 33 and 34.

GMAC Mortgage, LLC’s (“GMAC”) Certification Regarding Compliance with Applicable Servicing Criteria attached to this Report on Form 10-K describes in Appendix C the following material instance of noncompliance:

Certain custodial account reconciliations were not reviewed within timelines outlined in the GMACM’s policies and procedures, as required by criteria 1122(d)(2)(vii)(C). Certain custodial accounts had reconciling items which were not resolved within 90 calendar days of original identification, as required by criteria 1122(d)(2)(vii)(D).

Management has implemented the appropriate measures to resolve the bank reconciliation items noted in the report.  With respect to the remediation efforts described above, such discussions do not constitute a part of management’s assertion or the accompanying attestation report.

LaSalle Bank National Association’s (“LaSalle”) Report on Assessment of Compliance with Servicing Criteria for 2007 (the “2007 Assessment”) attached to this Report on Form 10-K describes in Appendix B the following material instance of noncompliance related to investor reporting:

“1122(d)(3)(i)(A) and (B) – During the Reporting Period, certain monthly investor or remittance reports were not prepared in accordance with the terms set forth in the transaction agreements and certain investor reports did not provide the information calculated in accordance with the terms specified in the transaction agreements for which certain individual errors may or may not have been material.”

The investor reporting errors identified on LaSalle’s 2007 Assessment as material instances of noncompliance (the “Investor Reporting Errors”) included, for example, revised delinquency, REO, foreclosure, repurchase, payoff or modified loan counts, category indicators and/or balances.  The conclusion that the Investor Reporting Errors amounted to a material instance of noncompliance was based primarily on the aggregate number of errors as opposed to the materiality of any one error.

The Investor Reporting Errors were generally caused by human error resulting primarily from high volume monthly data processing demands that had to be addressed within constricted time frames with less than a full complement of operational staff.  Between the fourth quarter of the Reporting Period and the date of the 2007 Assessment, LaSalle has employed additional operational staff to accommodate the high volume of monthly investor reporting requirements and minimize the risk of the Investor Reporting Errors recurring.  Other necessary controls are in place to minimize the risk of such errors.

With respect to the specific pool assets and asset-backed securities related to the Investor Reporting Errors, the errors did not have, and are not reasonable likely in the future to have, any material impact or effect on pool asset performance, servicing of the pool assets and payments or expected payments on the mortgage-backed securities.

Item 1123 of Regulation AB. Servicer Compliance Statement
See Exhibit 35.

PART IV

Item 15. Exhibits and Financial Statement Schedules.
(a)(1) Not Applicable.
     (2) Not Applicable.
     (3) Exhibits filed herewith:

Exhibit Number	Description
4.1
Trust Agreement, dated as of February 1, 2007, between Morgan Stanley Capital I Inc., as depositor, and LaSalle Bank National Association, as trustee (filed as part of the Registrant’s Current Report on Form 8-K filed on March 14, 2007 (Commission File No. 333-130684-26) and is incorporated by reference herein).

4.2
Amendment Number 1 to the Trust Agreement, dated and effective as of March 30, 2007, between Morgan Stanley Capital I Inc., as depositor, and LaSalle Bank National Association, as trustee (filed as part of the Registrant’s Current Report on Form 8-K filed on April 2, 2007 (Commission File No. 333-130684-26) and is incorporated by reference herein).

10.1
Mortgage Loan Purchase Agreement, dated as of February 1, 2007, between Morgan Stanley Capital I Inc., as purchaser, and Morgan Stanley Mortgage Capital Inc., as seller (filed as part of the Registrant’s Current Report on Form 8-K filed on March 14, 2007 (Commission File No. 333-130684-26) and is incorporated by reference herein).

10.2
Servicing Agreement, dated as of February 1, 2007, between Morgan Stanley Mortgage Capital I Inc., as owner, and GMAC Mortgage, LLC, as servicer (filed as part of the Registrant’s Current Report on Form 8-K filed on March 14, 2007 (Commission File No. 333-130684-26) and is incorporated by reference herein).

10.3
Assignment Assumption and Recognition Agreement, dated March 30, 2007, between GMAC Mortgage, LLC, f/k/a GMAC Mortgage Corporation, as interim servicer, Saxon Mortgage Services, Inc., as servicer, Morgan Stanley Mortgage Capital Inc. and LaSalle Bank National Association, as trustee, and acknowledged by Morgan Stanley Mortgage Loan Trust 2007-4SL, the trust, and Morgan Stanley Capital I Inc., the depositor (filed as part of the Registrant’s Current Report on Form 8-K filed on April 2, 2007 (Commission File No. 333-130684-26) and is incorporated by reference herein).

31	Rule 13a-14(d)/15d-14(d) Certification.
33(a)	Report on assessment of compliance with servicing criteria for asset-backed securities, GMAC Mortgage, LLC, as Servicer.
33(b)	Report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Trustee and Custodian.
33(c)	Report on assessment of compliance with servicing criteria for asset-backed securities, Saxon Mortgage Services, Inc., as Servicer.
33(d)	Report on assessment of compliance with servicing criteria for asset-backed securities, FIS Tax Services, as servicing function participant to Saxon.
33(e)	Report on assessment of compliance with servicing criteria for asset-backed securities, First American Real Estate Solutions of Texas, LP, as servicing function participant to Saxon.
34(a)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, GMAC Mortgage, LLC, as Servicer.
34(b)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Trustee and Custodian.
34(c)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Saxon Mortgage Services, Inc. as Servicer.
34(d)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, FIS Tax Services, as servicing function participant to Saxon.
34(e)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, First American Real Estate Solutions of Texas, LP, as servicing function participant to Saxon.
35(a)	Servicer compliance statement, GMAC Mortgage, LLC, as Servicer.
35(b)	Servicer compliance statement, LaSalle Bank National Association, as Trustee.
35(c)	Servicer compliance statement, Saxon Mortgage Services, Inc. as Servicer.

(b) See (a) above.

(c) Not Applicable.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Morgan Stanley Capital I Inc.

March 28, 2008	/s/ Valerie Kay
By: Valerie Kay
Title: Vice President
Senior Officer in Charge of Securitization of the Depositor

EXHIBIT INDEX

Exhibit Number	Description
4.1
Trust Agreement, dated as of February 1, 2007, between Morgan Stanley Capital I Inc., as depositor, and LaSalle Bank National Association, as trustee (filed as part of the Registrant’s Current Report on Form 8-K filed on March 14, 2007 (Commission File No. 333-130684-26) and is incorporated by reference herein).

4.2
Amendment Number 1 to the Trust Agreement, dated and effective as of March 30, 2007, between Morgan Stanley Capital I Inc., as depositor, and LaSalle Bank National Association, as trustee (filed as part of the Registrant’s Current Report on Form 8-K filed on April 2, 2007 (Commission File No. 333-130684-26) and is incorporated by reference herein).

10.1
Mortgage Loan Purchase Agreement, dated as of February 1, 2007, between Morgan Stanley Capital I Inc., as purchaser, and Morgan Stanley Mortgage Capital Inc., as seller (filed as part of the Registrant’s Current Report on Form 8-K filed on March 14, 2007 (Commission File No. 333-130684-26) and is incorporated by reference herein).

10.2
Servicing Agreement, dated as of February 1, 2007, between Morgan Stanley Mortgage Capital I Inc., as owner, and GMAC Mortgage, LLC, as servicer (filed as part of the Registrant’s Current Report on Form 8-K filed on March 14, 2007 (Commission File No. 333-130684-26) and is incorporated by reference herein).

10.3
Assignment Assumption and Recognition Agreement, dated March 30, 2007, between GMAC Mortgage, LLC, f/k/a GMAC Mortgage Corporation, as interim servicer, Saxon Mortgage Services, Inc., as servicer, Morgan Stanley Mortgage Capital Inc. and LaSalle Bank National Association, as trustee, and acknowledged by Morgan Stanley Mortgage Loan Trust 2007-4SL, the trust, and Morgan Stanley Capital I Inc., the depositor (filed as part of the Registrant’s Current Report on Form 8-K filed on April 2, 2007 (Commission File No. 333-130684-26) and is incorporated by reference herein).

31	Rule 13a-14(d)/15d-14(d) Certification.
33(a)	Report on assessment of compliance with servicing criteria for asset-backed securities, GMAC Mortgage, LLC, as Servicer.
33(b)	Report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Trustee and Custodian.
33(c)	Report on assessment of compliance with servicing criteria for asset-backed securities, Saxon Mortgage Services, Inc., as Servicer.
33(d)	Report on assessment of compliance with servicing criteria for asset-backed securities, FIS Tax Services, as servicing function participant to Saxon.
33(e)	Report on assessment of compliance with servicing criteria for asset-backed securities, First American Real Estate Solutions of Texas, LP, as servicing function participant to Saxon.
34(a)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, GMAC Mortgage, LLC, as Servicer.
34(b)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Trustee and Custodian.
34(c)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Saxon Mortgage Services, Inc. as Servicer.
34(d)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, FIS Tax Services, as servicing function participant to Saxon.
34(e)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, First American Real Estate Solutions of Texas, LP, as servicing function participant to Saxon.
35(a)	Servicer compliance statement, GMAC Mortgage, LLC, as Servicer.
35(b)	Servicer compliance statement, LaSalle Bank National Association, as Trustee.
35(c)	Servicer compliance statement, Saxon Mortgage Services, Inc. as Servicer.